Form 10-Q
period 2015-04-03
Potomac Holding LLC
filed 2015-06-09
CIK 1625703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-200711

Potomac Holding LLC

(Exact name of registrant as specified in its charter)

Delaware	47-1971493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Pennsylvania Avenue, N.W. Suite 800W Washington, D.C.	20037-1701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-828-0850

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of June 1, 2015, 100 common units of the registrant were outstanding.

EXPLANATORY NOTE

On October 13, 2014, Danaher announced a definitive agreement with NetScout Systems, Inc. (“NetScout”) to combine the Communications Business with NetScout (the “Transaction”). The Transaction will be structured as a distribution of the Communications Business to Danaher shareholders in either a split-off transaction or a combination split-off and spin-off, followed by a merger with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. On May 13, 2015, the Form S-1/S-4 Registration Statement of Potomac Holding LLC, a wholly owned subsidiary of Danaher Corporation formed for the purpose of effecting the split-off (or split-off and spin-off) and merger, was declared effective by the Securities and Exchange Commission. As Potomac Holding LLC became a reporting company under the Securities Exchange Act of 1934 effective in the second quarter and the split-off (or split-off and spin-off) and merger transactions (the “Mergers”) will not be consummated until the third quarter, the combined condensed financial statements presented in this Quarterly Report on Form 10-Q (“Form 10Q”) include only legacy Communications Business activity for the periods presented. Beginning with the quarterly period ending September 30, 2015, NetScout will report consolidated financial results for the combined company.

i

Potomac Holding LLC

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNICATIONS BUSINESS OF DANAHER CORPORATION

COMBINED CONDENSED BALANCE SHEETS

($ in thousands)

(unaudited)

	April 3, 2015	December 31, 2014
ASSETS
Current Assets:
Trade accounts receivable, less allowance for doubtful accounts of $2,973 and $2,323, respectively	$166,675	$188,058
Inventories	62,668	54,530
Prepaid expenses and other current assets	34,617	33,492

Total current assets	263,960	276,080
Property, plant and equipment, net	45,130	46,323
Other assets	7,244	7,245
Goodwill	696,551	704,890
Other intangible assets, net	196,869	204,291

Total assets	$1,209,754	$1,238,829

LIABILITIES AND PARENT’S EQUITY
Current Liabilities:
Trade accounts payable	$43,598	$48,759
Accrued expenses and other liabilities	55,206	91,591
Deferred revenue	220,815	194,104

Total current liabilities	319,619	334,454
Long-term deferred revenue	34,153	35,026
Other long-term liabilities	73,468	78,933
Parent’s Equity:
Net parent investment	815,416	810,518
Accumulated other comprehensive loss	(32,902)	(20,102)

Total parent’s equity	782,514	790,416

Total liabilities and parent’s equity	$1,209,754	$1,238,829

See the accompanying Notes to the Combined Condensed Financial Statements.

COMMUNICATIONS BUSINESS OF DANAHER CORPORATION

COMBINED CONDENSED STATEMENTS OF EARNINGS

($ in thousands)

(unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014
Sales:
Products	$120,232	$168,920
Services	58,816	54,593

Total sales	179,048	223,513
Cost of sales:
Products	(39,088)	(49,802)
Services	(13,223)	(13,864)

Total cost of sales	(52,311)	(63,666)

Gross profit	126,737	159,847
Operating costs and other:
Selling, general and administrative expenses	(62,463)	(70,988)
Research and development expenses	(39,821)	(41,269)
Amortization of other intangible assets	(3,966)	(4,116)

Earnings before income taxes	20,487	43,474
Income taxes	(5,920)	(14,215)

Net earnings	$14,567	$29,259

See the accompanying Notes to the Combined Condensed Financial Statements.

COMMUNICATIONS BUSINESS OF DANAHER CORPORATION

COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014
Net earnings	$14,567	$29,259
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(12,163)	103
Pension plan benefit adjustments (net of tax benefit of $297 and $213, respectively)	(637)	(500)

Total other comprehensive income (loss), net of income taxes	(12,800)	(397)

Comprehensive income	$1,767	$28,862

See the accompanying Notes to the Combined Condensed Financial Statements.

COMMUNICATIONS BUSINESS OF DANAHER CORPORATION

COMBINED CONDENSED STATEMENTS OF CHANGES IN PARENT’S EQUITY

($ in thousands)

(unaudited)

	Accumulated Other Comprehensive Income (Loss)	Net Parent Investment
Balance, December 31, 2014	$(20,102)	$810,518
Net earnings for the period	—	14,567
Net transfers from (to) parent	—	(10,823)
Stock-based award activity	—	1,154
Other comprehensive income/(loss)	(12,800)	—

Balance, April 3, 2015	$(32,902)	$815,416

See the accompanying Notes to the Combined Condensed Financial Statements.

COMMUNICATIONS BUSINESS OF DANAHER CORPORATION

COMBINED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014
Cash flows from operating activities:
Net earnings	$14,567	$29,259
Non-cash items:
Depreciation	3,313	3,193
Amortization	6,398	6,656
Stock-based compensation expense	1,154	1,969
Change in deferred income taxes	(5,496)	(2,894)
Change in trade accounts receivable, net	17,313	14,624
Change in inventories	(9,485)	9,832
Change in trade accounts payable	(4,279)	(1,327)
Change in deferred revenue	27,110	(10,590)
Change in prepaid expenses and other assets	(1,124)	(2,142)
Change in accrued expenses and other liabilities	(31,354)	(17,570)

Net cash provided by (used in) operating activities	18,117	31,010

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(2,294)	(3,742)

Net cash provided by (used in) investing activities	(2,294)	(3,742)

Cash flows from financing activities:
Net transfers from (to) Parent	(10,823)	(24,768)
Payments relating to earn-out liability	(5,000)	(2,500)

Net cash provided by (used in) financing activities	(15,823)	(27,268)

Net change in cash and equivalents	—	—
Beginning balance of cash and equivalents	—	—

Ending balance of cash and equivalents	$—	$—

See the accompanying Notes to the Combined Condensed Financial Statements.

DANAHER COMMUNICATIONS BUSINESS

NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1)	BUSINESS OVERVIEW AND BASIS OF PRESENTATION

The accompanying unaudited combined condensed financial statements present the historical financial position, results of operations and cash flows of the Communications Business of Danaher Corporation (the “Business”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the preparation of carved-out combined condensed financial statements. The combined condensed financial statements included herein should be read in conjunction with the combined financial statements and accompanying notes as of December 31, 2014 and 2013 and for the three years ended December 31, 2014. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Business as of April 3, 2015 and December 31, 2014, and its results of operations and cash flows for the three months ended April 3, 2015 and March 28, 2014.

The Business consists of certain operating units of Danaher Corporation (“Danaher”) and is a premier global provider of network management tools and security solutions for telecommunications carriers and network enterprise customers. The Business’ products enable organizations to gain unique and encompassing real-time analytical insights to better design, deploy, monitor and secure the traditional, virtualized, mobile and cloud-based networks operated by communication service providers, hosters, enterprises and government agencies worldwide. The Business’ products simplify the complexity of understanding and effectively managing the underlying network technologies, communication services and subscriber interactions.

In the fourth quarter of 2014, Danaher entered into a definitive agreement with NetScout Systems, Inc. (“NetScout”) to combine the Business with NetScout (the “Transaction”). The Transaction will be structured as a distribution of the Business to Danaher shareholders in either a split-off transaction or a combination split-off and spin-off, followed by a merger with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. Danaher is conducting an exchange offer pursuant to which its shareholders are electing whether to exchange Danaher shares for common units of the Business. If the split-off exchange offer is not fully subscribed, the additional common units of the Business held by Danaher will be distributed in a spin-off on a pro-rata basis to Danaher shareholders. The Transaction remains subject to approval by NetScout’s shareholders and other customary closing conditions, including the absence of a material adverse change with respect to either the Business or NetScout. On December 24, 2014, NetScout received a request for additional information (“second request”) from the U.S. Department of Justice in connection with its antitrust review of the Transaction. On March 19, 2015, NetScout and Danaher certified substantial compliance with the second request, and on April 22, 2015, NetScout received notification from the U.S. Department of Justice that it has closed its investigation into the Transaction. At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 59.5% of the shares of NetScout common stock on a fully-diluted basis following the combination. NetScout and Danaher anticipate that the transfer of certain assets and liabilities of the Business will be completed after the closing date of the Mergers due to regulatory and other delays in certain jurisdictions outside the United States. The Transaction is expected to be completed in mid-2015.

The Business has historically operated as part of Danaher and not as a stand-alone company and has no separate legal status or existence. The financial statements have been derived from Danaher’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Business are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Business and allocations of related assets, liabilities, and Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Business been an entity that operated independently of Danaher. Related party allocations are discussed further in Note 10.

As part of Danaher, the Business is dependent upon Danaher for all of its working capital and financing requirements as Danaher uses a centralized approach to cash management and financing of its operations. Financial transactions relating to the Business are accounted for through the Parent investment account of the Business. Accordingly, none of Danaher’s cash, cash equivalents or debt at the corporate level has been assigned to the Business in the financial statements.

Net parent investment, which includes retained earnings, represents Danaher’s interest in the recorded net assets of the Business. All significant transactions between the Business and Danaher have been included in the accompanying combined condensed financial statements. Transactions with Danaher are reflected in the accompanying Combined Condensed Statements of Cash Flows as “Net transfers (from) to Parent” and in the accompanying Combined Condensed Balance Sheets within “Net parent investment”.

All significant intercompany accounts and transactions between the operations comprising the Business have been eliminated in the accompanying financial statements.

Sales to the Business’ largest two customers were 39% of total sales during the three months ended April 3, 2015, and 47% of total sales during the three months ended March 28, 2014. No other individual customer accounted for more than 10% of combined sales during these periods. Accounts receivable from these customers was 40% of total receivables as of April 3, 2015, and 19% as of December 31, 2014.

Accumulated Other Comprehensive Loss—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in thousands). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension Adjustments	Total
For the Three Months Ended April 3, 2015:
Balance, December 31, 2014	$(17,445)	$(2,657)	$(20,102)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(12,163)	(934)	(13,097)
Income tax (expense) benefit	—	297	297

Other comprehensive income (loss) before reclassifications, net of income taxes	(12,163)	(637)	(12,800)

Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes (1)	—	—	—

Net current period other comprehensive income (loss), net of income taxes	(12,163)	(637)	(12,800)

Balance, April 3, 2015	$(29,608)	$(3,294)	$(32,902)

For the Three Months Ended March 28, 2014:
Balance, December 31, 2013	$(3,086)	$(1,315)	$(4,401)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	103	(713)	(610)
Income tax (expense) benefit	—	213	213

Other comprehensive income (loss) before reclassifications, net of income taxes	103	(500)	(397)

Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes (1)	—	—	—

Net current period other comprehensive income (loss), net of income taxes	103	(500)	(397)

Balance, March 28, 2014	$(2,983)	$(1,815)	$(4,798)

(1)	There were no items reclassified from accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Business at the beginning of its first quarter of fiscal year 2018. Management has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Business’ financial statements.

(2)	INVENTORIES

The classes of inventory are summarized as follows ($ in thousands):

	April 3, 2015	December 31, 2014
Finished goods	$32,261	$29,619
Work in process	496	1,258
Raw materials	29,911	23,653

Total	$62,668	$54,530

(3)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net includes accumulated depreciation of $59,860,000 and $59,867,000 at April 3, 2015, and December 31, 2014, respectively. Depreciation expense was $3,313,000 and $3,193,000 for the three months ended April 3, 2015, and March 28, 2014, respectively.

(4)	GOODWILL

The following is a rollforward of the Business’ goodwill ($ in thousands):

Balance, December 31, 2014	$704,890
Foreign currency translation	(8,339)

Balance, April 3, 2015	$696,551

The Business has not identified any “triggering” events which indicate a potential impairment of goodwill in the first quarter of 2015.

(5)	FAIR VALUE MEASUREMENTS

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Business assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation. Level 3 inputs are unobservable inputs based on the Business’ assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2015, and December 31, 2014 were as follows ($ in thousands):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 3, 2015
Liabilities:
Deferred compensation plans	$—	$1,947	$—	$1,947
Earn-out obligations	—	—	9,136	9,136
December 31, 2014
Liabilities:
Deferred compensation plans	$—	$1,859	$—	$1,859
Earn-out obligations	—	—	18,291	18,291

For more information on the deferred compensation programs see Note 10.

For more information on earn-out obligations, see Notes 3 and 7 of the Business’ combined financial statements as of and for the year ended December 31, 2014 as included in the Registration Statement on Form S-1/S-4 filed with the Securities and Exchange Commission on May 13, 2015.

There have been no transfers of assets or liabilities between the fair value measurement levels. The earn-out obligations are related to acquisitions made in 2013 and represent the Business’ estimate of the fair value of the liability based on the expected results of operations and achievement of other significant operational milestones of the acquired businesses during the earn-out period. Fair value adjustments are included within selling, general, and administrative expenses in the accompanying Combined Condensed Statements of Earnings.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of earn-out obligations related to acquisitions made in 2013 ($ in thousands):

Balance, December 31, 2014	$18,291
Payments	(5,000)
Adjustment of earn-out liability recorded through earnings	(4,155)

Balance, April 3, 2015	$9,136

(6)	PENSION BENEFIT PLANS

Certain of the Business’ non-U.S. employees participate in certain of Danaher’s noncontributory defined benefit pension plans. None of the Business’ employees in the U.S. participate in any Danaher noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following sets forth the components of the Business’ net periodic pension cost of the noncontributory defined benefit pension plans ($ in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Service cost	$145	$107
Interest cost	59	72
Expected return on plan assets	(24)	(22)

Net periodic pension cost	$180	$157

Expected Contributions

During 2015, the Business’ cash contribution requirements for its defined benefit pension plans are expected to be approximately $122,000.

As the participants within the Business’ plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.

Other Matters

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for funding based on a percentage of compensation. Expense for all defined benefit pension and defined contribution plans amounted to $2,593,000 and $2,810,000 for the three months ended April 3, 2015, and March 28, 2014, respectively.

(7)	INCOME TAXES

The Business’ effective tax rate for the three months ended April 3, 2015 and March 28, 2014 was 28.9% and 32.7%, respectively. The effective tax rates for both periods are lower than the U.S. federal statutory rate of 35% due principally to tax benefits of the U.S. federal Domestic Production Activities Deduction and foreign earnings taxed at lower rates, partially offset by state income taxes.

(8)	RESTRUCTURING AND OTHER RELATED CHARGES

The Business’ restructuring and related activities are focused on improvements in operational efficiency through targeted workforce reductions. These costs are incurred to position the Business to provide superior products and services to its customers in a cost efficient manner, and taking into consideration broad economic uncertainties.

As of April 3, 2015 and December 31, 2014, the Business had accrued restructuring charges of $5,215,000 and $22,333,000, respectively, included in accrued expenses and other liabilities in the accompanying Combined Condensed Balance Sheets.

The following is a rollforward of the accrual balance ($ in thousands):

Total
Balance, December 31, 2014	$22,333
Paid/Settled	(17,118)

Balance, April 3, 2015	$5,215

(9)	COMMITMENTS AND CONTINGENCIES

For a description of the Business’ litigation and contingencies, reference is made to Note 11 of the Business’ combined financial statements as of and for the year ended December 31, 2014 as included in the Registration Statement on Form S-1/S-4 filed with the Securities and Exchange Commission on May 13, 2015.

The Business generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from one to five years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

The following is a rollforward of the Business’ accrued warranty liability ($ in thousands):

Balance, December 31, 2014	$1,516
Accruals for warranties issued during the period	230
Settlements made	(159)

Balance, April 3, 2015	$1,587

(10)	RELATED PARTY TRANSACTIONS

The Business has historically operated as part of Danaher and not as a stand-alone company. Accordingly, certain shared costs have been allocated to the Business and are reflected as expenses in these financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Business for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Business had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by the Business.

Corporate Expenses

Certain corporate overhead and other shared expenses incurred by Danaher and its subsidiaries have been allocated to the Business and are reflected in the Combined Condensed Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Danaher information technology infrastructure, facilities, compliance, human resources, marketing and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock based compensation administration. These costs are allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies include the Business’ relative share of revenues, headcount, or functional spend as a percentage of the total.

Insurance Programs Administered by Danaher

In addition to the corporate allocations noted above, the Business was allocated expenses related to certain insurance programs Danaher administers on behalf of the Business, including automobile liability, workers’ compensation, general liability, product liability and property insurance. These amounts are allocated using various methodologies, as described below.

Included within the insurance cost allocation are allocations related to non-property casualty programs (automobile liability, workers’ compensation, general liability, and product liability) for which Danaher is self-insured up to a certain amount. For the self-insured component, costs are allocated to the Business based on incurred claims of the Business. Danaher has premium based policies which cover amounts in excess of the self-insured retentions. The Business is allocated a portion of the total insurance cost incurred by Danaher based on its pro-rata portion of Danaher’s total underlying exposure base (e.g., number and type of vehicles, sales, payroll dollars, etc.). An estimated liability relating to the Business’ known and incurred but not reported claims has been allocated to the Business and reflected on the accompanying Combined Condensed Balance Sheets.

Also included within the insurance allocation is coverage related to property insurance. The Business is allocated a portion of the total insurance cost incurred by Danaher based on its pro-rata portion of Danaher’s total insured property values.

Medical Insurance Programs Administered by Danaher

In addition to the corporate allocations noted above, the Business was allocated expenses related to the medical insurance programs Danaher administers on behalf of the Business. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Business. Had these medical insurance programs been administered by the Business as a separate entity, the amounts may have been different than those allocated to the Business.

Deferred Compensation Program Administered by Danaher

Certain employees of the Business participate in Danaher’s nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. Had the deferred compensation program been administered by the Business as a separate entity, the amounts may have been different than those allocated to the Business. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Danaher’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by the Business are entirely based on changes in the value of Danaher’s common stock). All amounts deferred under this plan are unfunded, unsecured obligations of the Business.

The amounts of related party expenses allocated to the Business from Danaher and its subsidiaries for the three months ended April 3, 2015, and March 28, 2014, were as follows ($ in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Allocated Corporate Expenses
Cost of sales	$1,044	$1,013
Selling, general, and administrative expenses	5,941	5,991
Research and development expenses	68	63

Total allocated corporate expenses	7,053	7,067
Directly Related Charges
Insurance programs expenses	257	341
Medical insurance programs expenses	5,198	4,581
Deferred compensation program expenses	88	111

Total related-party expenses	$12,596	$12,100

POTOMAC HOLDING LLC

BALANCE SHEET

($ in thousands)

April 3, 2015
ASSETS

Total assets	$0

LIABILITIES AND MEMBER’S EQUITY
Total liabilities	0
Total member’s equity	0

Total liabilities and member’s equity	$0

See the accompanying Note to the Balance Sheet

POTOMAC HOLDING LLC

NOTE TO THE BALANCE SHEET

(1)	BUSINESS OVERVIEW AND BASIS OF PRESENTATION

Potomac Holding LLC (“Newco”) is a Delaware limited liability company and a wholly owned subsidiary of Danaher Corporation (“Danaher”). On September 29, 2014, Danaher caused Newco to be formed in order to facilitate the separation of the Communications Business of Danaher Corporation from Danaher. Newco has engaged in no business operations to date and at April 3, 2015 it had no assets or liabilities.

The accompanying balance sheet presents the historical financial position of Newco in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In the fourth quarter of 2014, Danaher entered into a definitive agreement with NetScout Systems, Inc. (“NetScout”) to combine the Business with NetScout (the “Transaction”). Prior to the closing of the Transaction the Business will be transferred to Newco. The Transaction will be structured as a distribution of Newco to Danaher shareholders in either a split-off transaction or a combination split-off and spin-off, followed by a merger with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. Danaher is conducting an exchange offer pursuant to which its shareholders are electing whether to exchange Danaher shares for common units of Newco. If the split-off exchange offer is not fully subscribed, the additional Newco common units held by Danaher will be distributed in a spin-off on a pro rata basis to Danaher shareholders. The Transaction remains subject to approval by NetScout’s shareholders and other customary closing conditions, including the absence of a material adverse change with respect to either the Business or NetScout. On December 24, 2014, NetScout received a request for additional information (“second request”) from the U.S. Department of Justice in connection with its antitrust review of the Transaction. On March 19, 2015, NetScout and Danaher certified substantial compliance with the second request, and on April 22, 2015, NetScout received notification from the U.S. Department of Justice that it has closed its investigation into the Transaction. At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 59.5% of the shares of NetScout common stock on a fully-diluted basis following the combination. NetScout and Danaher anticipate that the transfer of certain assets and liabilities of the Business will be completed after the closing date of the Mergers due to regulatory and other delays in certain jurisdictions outside the United States. The Transaction is expected to be completed in mid-2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative from the perspective of the management of the Communications Business. The MD&A should be read in conjunction with the Communications Business’ Combined Condensed Financial Statements for the three months ended April 3, 2015 and Communications Business’ Combined Financial Statements for the year ended December 31, 2014. The MD&A is divided into four sections:

•	Information Relating to Forward Looking Statements, Basis of Presentation and Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Estimates

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, split-offs or other distributions and strategic opportunities; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that the Business intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	NetScout’s ability to obtain requisite stockholder approval to complete the Transactions;
•	Danaher being unable to obtain regulatory approvals required to complete the Transactions, or such required approvals delaying the Transactions or resulting in the imposition of conditions that could have a material adverse effect on the combined company or causing the companies to abandon the Transactions;
•	other conditions to the closing of the Transactions not being satisfied;
•	a material adverse change, event or occurrence affecting NetScout or the Communications Business prior to the closing of the Transactions delaying the Transactions or causing the companies to abandon the Transactions;
•	problems arising in successfully integrating the Communications Business and NetScout, which may result in the combined company not operating as effectively and efficiently as expected;
•	the possibility that the Transactions may involve other unexpected costs, liabilities or delays;
•	the possibility that there may be delays in consummating the Transactions, or the Transactions may not be consummated at all;
•	the possibility that the failure to complete the Transactions could adversely affect the market price of Danaher or NetScout common stock as well as each of Danaher’s, Newco’s and NetScout’s business, financial condition and results of operations;
•	the possibility that if completed, the Transactions may not be successful or achieve their anticipated benefits;
•	the businesses of each respective company being negatively impacted as a result of uncertainty surrounding the Transactions;
•	disruptions from the Transactions harming relationships with customers, employees or suppliers;
•	dependence upon broad-based acceptance of the combined company’s products and services;

•	the presence of competitors with greater financial resources than the combined company and their strategic response to the combined company’s products; and
•	the possibility that conditions of the capital markets during the periods covered by the forward-looking statements may have an adverse effect on each company’s businesses, financial condition, results of operations and cash flows.

See the risk factors disclosed in Newco’s Registration Statement on Form S-1/S-4 filed with the Securities and Exchange Commission on May 13, 2015 for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

BASIS OF PRESENTATION

The Communications Business consists of the Tektronix Communications and Arbor Networks businesses and certain parts of the Fluke Networks Enterprise business of Danaher and is a leading provider of products and solutions used in the design, deployment, monitoring and security of traditional, virtualized, mobile and cloud-based networks operated by communications service providers, hosting service providers, enterprises and government agencies worldwide. The Communications Business derives revenue principally by developing, manufacturing, and selling a broad range of hardware, software and support services.

In the fourth quarter of 2014, Danaher entered into a definitive agreement with NetScout Systems, Inc. to combine the Communications Business with NetScout. The Transaction will be structured as a distribution of the Communications Business to Danaher shareholders in either a split-off transaction or a combination split-off and spin-off, followed by a merger with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. Danaher is conducting an exchange offer pursuant to which its shareholders are electing whether to exchange Danaher shares for common units of the Communications Business. If the split-off exchange offer is not fully subscribed, the additional common units of the Communications Business held by Danaher will be distributed in a spin-off on a pro-rata basis to Danaher shareholders. The Transaction remains subject to approval by NetScout’s shareholders and other customary closing conditions, including the absence of a material adverse change with respect to either the Communications Business or NetScout. On December 24, 2014, NetScout received a request for additional information from the U.S. Department of Justice in connection with its antitrust review of the Transaction. On March 19, 2015, NetScout and Danaher certified substantial compliance with the second request, and on April 22, 2015, NetScout received notification from the U.S. Department of Justice that it has closed its investigation into the Transaction. At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 59.5% of the shares of NetScout common stock on a fully-diluted basis following the combination. NetScout and Danaher anticipate that the transfer of certain assets and liabilities of the Communications Business will be completed after the closing date of the Mergers due to regulatory and other delays in certain jurisdictions outside the United States. The Transaction is expected to be completed in mid-2015.

The accompanying combined condensed financial statements present the historical financial position, results of operations, changes in Parent’s equity and cash flows of the Communications Business of Danaher in accordance with GAAP for the preparation of carved-out, combined financial statements.

The Communications Business has historically operated as part of Danaher and not as a stand-alone company and has no separate legal status or existence. The financial statements have been derived from Danaher’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Communications Business are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Communications Business and allocations of related assets, liabilities, and Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Communications Business been an entity that operated independently of Danaher. Related party allocations are discussed further in Note 10 of the Notes to the Combined Condensed Financial Statements as of and for the three months ended April 3, 2015 included herein and Note 16 of the Notes to the Combined Financial Statements for the year ended December 31, 2014 as included in Newco’s Registration Statement on Form S-1/S-4 filed with the Securities and Exchange Commission on May 13, 2015.

As part of Danaher, the Communications Business is dependent upon Danaher for all of its working capital and financing requirements as Danaher uses a centralized approach to cash management and financing of its operations. Financial transactions relating to the Communications Business are accounted for through the Parent investment account of the Communications Business. Accordingly, none of Danaher’s cash, cash equivalents or debt at the corporate level has been assigned to the Communications Business in the financial statements.

Net parent investment, which includes retained earnings, represents Danaher’s interest in the recorded net assets of the Communications Business. All significant transactions between the Communications Business and Danaher have been included in the accompanying Combined Condensed Financial Statements for the three months ended April 3, 2015 and March 28, 2014. Transactions with Danaher are reflected in the accompanying Combined Condensed Statements of Changes in Parent’s Equity as “Net transfers from (to) parent” and in the accompanying Combined Condensed Balance Sheets within “Net parent investment.”

All significant intercompany accounts and transactions between the operations comprising the Communications Business have been eliminated in the accompanying Combined Condensed Financial Statements as of December 31, 2014 and April 3, 2015 and for the three months ended April 3, 2015 and March 28, 2014.

OVERVIEW

General

Please see “—Information on the Communications Business” as included in Newco’s Registration Statement on Form S-1/S-4 filed on May 13, 2015 for a discussion of the Communications Business’ products and services, customer base, and the strategy of the business. The Communications Business operates globally and serves communication service providers and enterprise networks in all major geographic regions. During the three months ended April 3, 2015 and March 28, 2014, approximately 40% and 35%, respectively, of the Communications Business’ sales were derived from customers outside the United States. As a global business, the Communications Business’ operations are affected by worldwide, regional and industry-specific economic and political factors, as well as technology trends in the markets served. As a result of the Communications Business’ geographic diversity, as well as the breadth of product offerings across a broad segment of communication industry customers, the Communications Business faces a variety of opportunities and challenges. Factors that management believes will continue to offer growth opportunities for the Communications Business include, among others, the continued proliferation of mobile devices and resulting, increased bandwidth requirements for networks, continued challenges for IT organizations to ensure secure networks, and the expansion and evolution of networks in emerging market economies. Challenges include, among other things, the demand for rapid technological development, a concentration of customers in North America, challenges associated with a global labor force, and competition from local competitors as well as new market entrants. The Communications Business operates in a highly competitive business environment, and its long-term growth and profitability will depend in particular on its ability to maintain and expand business with existing customers in both North America and on a global basis and to continually develop and enhance technology solutions that address customer needs.

Restructuring Activities

In light of shifts in demand and consistent with the Communications Business’ approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, the Communications Business will, from time to time, initiate actions to improve productivity, reduce costs and align the organization with the current market opportunities, incurring severance and other reorganization costs to do so. In 2014, the Communications Business re-aligned selling and research and development investments with what management believed to be the highest growth opportunities, including investments in cyber security, next-generation networks and virtualization. The Communications Business recorded restructuring and other related charges of $23,910,000 in 2014 which are expected to result in savings of approximately $25,000,000 in 2015 compared to 2014 expense levels. No restructuring actions were taken in the three months ended April 3, 2015.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended April 3, 2015 and March 28, 2014

	Three Months Ended
($ in thousands)	April 3, 2015	March 28, 2014
Sales
Products	$120,232	$168,920
Services	58,816	54,593

Total sales	179,048	223,513
Cost of sales:
Products	(39,088)	(49,802)
Services	(13,223)	(13,864)

Total cost of sales	(52,311)	(63,666)
Gross profit:
Products	81,144	119,118
Services	45,593	40,729

Total gross profit	126,737	159,847

Operating costs and other
Selling, general and administrative expenses	(62,463)	(70,988)
Research and development expenses	(39,821)	(41,269)
Amortization of intangible assets	(3,966)	(4,116)

Earnings before income taxes	20,487	43,474
Income Taxes	(5,920)	(14,215)

Net Earnings	$14,567	$29,259

Product gross profit as a % of product sales	67.5%	70.5%
Service gross profit as a % of service sales	77.5%	74.6%
Gross profit as a % of sales	70.8%	71.5%
Selling, general and administrative expenses as a % of sales	34.9%	31.8%
Research and development expenses as a % of sales	22.2%	18.5%
Earnings before income taxes as a % of sales	11.4%	19.5%

Orders, Backlog and Sales

Orders booked during the three months ended April 3, 2015 were approximately $184,649,000, an increase of approximately $42,609,000 as compared to the comparable period in 2014 due primarily to increased orders for telecommunications network monitoring systems, including next-generation products, in North America. During the second half of 2014 and the three months ended April 3, 2015, the Communications Business received significant orders for next-generation monitoring solutions that are expected to be fulfilled during 2015. These orders are anticipated to be a significant factor in driving the full-year sales growth for 2015 as discussed above. Further, the Communications Business also experienced order growth during the first quarter of 2015 in a number of product categories including cyber security and enterprise network performance management. Order growth rates across the Communications Business’ product offerings can vary significantly from period to period due to the size and timing of receipt of customer orders.

Backlog at April 3, 2015 was $365,543,000, an increase of $5,601,000 as compared to backlog levels at December 31, 2014, driven by increases in backlog for telecommunications network monitoring systems, offset slightly by decreased backlog for cyber security products. The increase in backlog reflects the fulfillment time required for the significant orders for telecommunications network monitoring systems discussed above.

The Communications Business’ total sales decreased $44,465,000, or 19.9%, during the three months ended April 3, 2015 as compared to the comparable period in 2014. Price increases were negligible during the three months ended April 3, 2015 as compared to the comparable period in 2014.

Sales of services increased by $4,223,000, or 7.7%, during the three months ended April 3, 2015 as compared to the comparable period in 2014. This sales growth was primarily a result of continued strong demand for maintenance and service for the Communications Business’ growing installed base of cyber security systems as well as growth in new service offerings.

Product sales declined $48,688,000, or 28.8%, in the three months ended April 3, 2015 as compared to the comparable period in 2014 due primarily to lower sales of telecommunications network monitoring systems in North America, offset somewhat by growth in cyber security products and strong demand for enterprise network performance management products, particularly in the Truview product line. Certain of the Communications Business’ large customers are in the process of migrating their infrastructure to next-generation communication network technologies, and as a result have delayed capital spending on their networks. The Communications Business is actively working with these customers to support this transition, including by increasing research and development investments to bring to market solutions for these customers’ next generation technology requirements, and during the three months ended April 3, 2015 began delivering the first phase of a next-generation product. The Communications Business expects year-over-year sales growth for the full year ending December 31, 2015 as next-generation communications products are brought to market.

Geographically, year-over-year sales for products and services decreased in North America which was partially offset by growth in Western Europe.

Cost of Sales

Cost of products sales decreased $10,714,000, or 21.5%, during the three months ended April 3, 2015 as compared to 2014, due primarily to the decrease in sales volume as noted above, partially offset by savings from productivity improvements and restructuring actions taken in 2014.

Cost of services sales decreased $641,000, or 4.6%, during the three months ended April 3, 2015 as compared to 2014 due primarily to savings from productivity improvements and restructuring actions taken in 2014.

Gross Profit

Gross profit decreased $33,110,000, or 70 basis points as a percent of sales, during the three months ended April 3, 2015 as compared to 2014.

Product gross profit as a percent of product sales decreased 300 basis points during the three months ended April 3, 2015 as compared to the comparable period in 2014 primarily as a result of North American sales of telecommunications network management systems (where margins are typically higher than in other geographies) comprising a lower percent of total products sales, partially offset by savings from productivity improvements and restructuring actions taken in 2014.

Service gross profit as a percent of service sales increased 290 basis points during the three months ended April 3, 2015 as compared to the comparable period in 2014 due primarily to improved leverage of fixed costs and savings from productivity improvements and restructuring actions taken in 2014.

Operating Costs and Other Expenses

Selling, general and administrative expenses decreased $8,525,000 during the three months ended April 3, 2015 as compared to the comparable period in 2014. Reductions to earn-out liabilities arising from prior year acquisitions decreased selling, general and administrative expenses by $4,155,000 during the three months ended April 3, 2015. The remaining decrease in selling, general and administrative expenses is due primarily to savings associated with restructuring actions and continued productivity improvements taken in 2014, offset slightly by growth investments to expand the reach of the Communications Business’ direct sales force in developed and emerging markets and to align investments with the Communications Business’ highest growth opportunities. Selling, general and administrative expenses increased 310 basis points as a percent of sales during the three months ended April 3, 2015 as compared to the comparable period in 2014 due primarily to the decrease in sales as discussed above.

Research and development expenses decreased $1,448,000, and increased by 370 basis points as a percent of sales, during the three months ended April 3, 2015 as compared to the comparable period in 2014. This modest decrease in the overall level of spending reflects the impact of 2014 restructuring actions and in light of the decrease in sales from period to period reflects the Communications Business commitment to new product development, including a next-generation telecommunications monitoring platform designed to address the customer technology migrations described above and expansion of the Communications Business’ cyber security offering into advanced persistent threat (“APT”).

Amortization of intangibles decreased $150,000 during the three months ended April 3, 2015 as compared to the comparable period in 2014 due primarily to certain intangible assets becoming fully amortized during 2014 and the three months ended April 3, 2015.

Earnings Before Income Taxes

Earnings before income taxes decreased $22,987,000, or 810 basis points as a percent of sales, during the three months ended April 3, 2015 as compared to the comparable period in 2014. The reduction in earnings before income taxes is due primarily to the year-over-year decline in sales and gross profit and continued spending on new product development and sales and marketing growth investments, partially offset by savings associated with restructuring actions and continuing productivity improvement initiatives taken in 2014 and the favorable impact of reductions in earn-out obligations.

INCOME TAXES

General

The Communications Business’ domestic and international earnings are included in tax returns filed by Danaher. The Communications Business accounts for income taxes under the separate returns method. Under this approach, income tax expense and deferred tax assets and liabilities are determined as if the Communications Business were filing separate returns. The Communications Business records the tax effect of discrete items in the period in which they occur.

The Communications Business’ effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws.

As part of Danaher, the amount of income taxes the Communications Business pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary.

Comparison of the Three Months Ended April 3, 2015 and March 28, 2014

The Communications Business’ effective tax rate for the three months ended April 3, 2015 and March 28, 2014 was 28.9% and 32.7%, respectively. The Communications Business’ effective tax rate for each year is lower than the U.S. federal statutory rate of 35% due principally to tax benefits of the U.S. federal Domestic Production Activities Deduction and foreign earnings taxed at lower rates, partially offset by state income taxes. The reduction in the effective tax rate for the three months ended April 3, 2015 as compared to the comparable period in 2014 is due primarily to a lower percentage of the Communications Business’ earnings being generated in the United States due to the business factors noted above.

INFLATION

The effect of inflation on the Communications Business’ revenues and net earnings was not significant for the three months ended April 3, 2015 and March 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As part of Danaher, the Communications Business is dependent upon Danaher for all of its working capital and financing requirements as Danaher uses a centralized approach to cash management and financing of its operations. Financial transactions relating to the Communications Business are accounted for through the Parent investment account of the Communications Business. Accordingly, none of Danaher’s cash, cash equivalents or debt at the corporate level has been assigned to the Communications Business in the financial statements. During the three months ended April 3, 2015 and March 28, 2014, the Communications Business generated sufficient cash from operating activities to fund its capital spending.

The following is an overview of the Communications Business’ cash flows and liquidity:

	For the Three Months Ended
($ in thousands)	April 3, 2015	March 28, 2014
Total operating cash flows	$18,117	$31,010

Payments for additions to property, plant and equipment	$(2,294)	$(3,742)

Net cash provided by (used in) investing activities	$(2,294)	$(3,742)

Net transfers from (to) parent	$(10,823)	$(24,768)
Payments relating to earn-out liability	(5,000)	(2,500)

Net cash provided by (used in) financing activities	$(15,823)	$(27,268)

Operating cash flows decreased $12,893,000 during the three months ended April 3, 2015 as compared to the comparable period in 2014 principally due to lower net earnings, increases in cash payments related to restructuring actions and a decrease in cash generated from working capital, partially offset by the timing of customer deposits received. Cash used in investing activities decreased $1,448,000 during the three months ended April 3, 2015 as compared to the comparable period in 2014, due to lower levels of capital expenditures. Cash used in financing activities decreased $11,445,000 during the three months ended April 3, 2015 as compared to the comparable period in 2014, as less cash was available to transfer to Danaher due primarily to the decrease in cash provided by operating activities discussed above.

Off-Balance Sheet Arrangements

The Communications Business did not have any off-balance sheet arrangements as of April 3, 2015, that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes during the three months ended April 3, 2015 to the items the Communications Business disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Newco’s Registration Statement on Form S-1/S-4 filed with the Securities and Exchange Commission on May 13, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information concerning market risk as stated in Newco’s Registration Statement on Form S-1/S-4 filed with the Securities and Exchange Commission on May 13, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	CONTROLS AND PROCEDURES

The Communications Business’ management, with the participation of the Communications Business’ President and Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of the Communications Business’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Communications Business’ President and Chief Financial Officer and Chief Accounting Officer, have concluded that, as of the end of such period, the Communications Business’ disclosure controls and procedures were effective.

There have been no changes in the Communications Business’ internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) that occurred during the Communications Business’ most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Communications Business’ internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Communications Business is, from time to time, subject to a variety of litigation and other legal and regulatory proceedings incidental to its business. Based upon the Business’ experience, current information and applicable law, the Business does not believe it is reasonably possible that these proceedings and claims will have a material effect on its financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Newco’s Registration Statement on Form S-1/S-4 filed with the Securities and Exchange Commission on May 13, 2015.

ITEM 6.	EXHIBITS

(a) Exhibits:

2.1	Agreement and Plan of Merger and Reorganization, dated October 12, 2014, by and among Danaher Corporation, Potomac Holding LLC, NetScout Systems, Inc., RS Merger Sub I, Inc. and RS Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 of NetScout Systems, Inc.’s Current Report on Form 8-K filed on October 14, 2014 (File No. 000-26251))†

2.2	Separation and Distribution Agreement, dated October 12, 2014, by and among Danaher Corporation, Potomac Holding LLC and NetScout Systems, Inc. (incorporated by reference to Exhibit 10.1 of NetScout Systems, Inc.’s Current Report on Form 8-K filed on October 14, 2014 (File No. 000-26251))†

3.1	Certificate of Formation of Potomac Holding LLC (incorporated by reference to Exhibit 3.1 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

3.2	Amended and Restated Limited Liability Company Agreement of Potomac Holding LLC (incorporated by reference to Exhibit 3.1 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

10.1	Form of Employee Matters Agreement (incorporated by reference to Exhibit 10.1 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

10.2	Form of Tax Matters Agreement (incorporated by reference to Exhibit 10.2 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

10.3	Voting Agreement, dated October 12, 2014, by and between Danaher Corporation and Anil Singhal (incorporated by reference to Exhibit 99.1 of the Schedule 13D filed with NetScout Systems, Inc. as the subject company by Danaher Corporation on October 22, 2014 (File No. 005-57845)†

10.4	Form of Transition Services Agreement (incorporated by reference to Exhibit 10.4 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

10.5	Form of Trademark License Agreement (incorporated by reference to Exhibit 10.5 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

10.6	Form of DBS License Agreement (incorporated by reference to Exhibit 10.6 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

10.7	Form of IP License Agreement (incorporated by reference to Exhibit 10.7 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

10.8	Form of Lease Agreement (incorporated by reference to Exhibit 10.8 of Potomac Holding LLC’s Registration Statement on Form S-1/S-4 filed on May 13, 2015) (File No. 333-200711))

31.1	Certification of President Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Chief Accounting Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Combined Condensed Balance Sheets as of April 3, 2015 and December 31, 2014, (ii) Combined Condensed Statements of Earnings for the three months ended April 3, 2015 and March 28, 2014, (iii) Combined Condensed Statements of Comprehensive Income for the three months ended April 3, 2015 and March 28, 2014, (iv) Combined Condensed Statement of Changes in Parent’s Equity for the three months ended April 3, 2015, (v) Combined Condensed Statements of Cash Flows for the three months ended April 3, 2015 and March 28, 2014, and (vi) Notes to Combined Condensed Financial Statements.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted schedules to the U.S. Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTOMAC HOLDING LLC

Date: June 9, 2015	By:	/s/ James A. Lico
James A. Lico
President and Manager

Date: June 9, 2015	By:	/s/ Daniel L. Comas
Daniel L. Comas
Chief Financial Officer, Chief Accounting Officer and Manager